Form 10-K
period 1999-12-31
MONEY STORE SBA ADJUSTABLE RATE CERTIFICATES 1998-1
filed 2000-03-30
CIK 1059166

-------------------------------
                                                        OMB APPROVAL
                                                -------------------------------
                                                OMB Number:     3235-0063
                                                Expires:        May 31, 2000
                                                Estimated average burden
                                                hours per response   1711.00
                                                -------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 333-32775

  THE MONEY STORE INVESTMENT CORPORATION AND THE MONEY STORE OF NEW YORK, INC.
      ( AS ORIGINATORS UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF
       FEBRUARY 28, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE SBA LOAN-BACKED ADJUSTABLE RATE CERTIFICATES SERIES 1998-1, CLASS A AND CLASS B).

                     THE MONEY STORE INVESTMENT CORPORATION
                      AND THE MONEY STORE OF NEW YORK, INC.
             (Exact name of registrant as specified in its charter)

               NEW JERSEY/NEW YORK                   22-3143559/22-2293019
         -------------------------------             --------------------------
     (State or other jurisdiction                     (Trust I.R.S. Employer
     of incorporation or organization)                 Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA               95605
---------------------------------------------           ---------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
         NONE                                      NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                ---------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes    |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

          Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

          Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART I

ITEM 1.   BUSINESS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 2.   PROPERTIES

          Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

          Reference is made to the Annual Statement attached hereto as Exhibit
          13.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 15, 2000:
          5

ITEM 6.   SELECTED FINANCIAL DATA

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following information is furnished as of March 15, 2000 as to each Certificateholder of record of more than 5% of the Certificates:



                                   Name and Address of                   Amount of Security of
Title of Class                     Beneficial Owner                        Beneficial Owner         % of Class

The Money Store                    State Street Bank                          $10,000,000              11.9
SBA Loan-Backed Adjustable Rate    and Trust Company
Certificates,                      1776 Heritage Dr.
Class A                            Global Corporate Action Unit
                                   JAB5NW
                                   No. Quincy, MA 02171

                                   Norwest Bank Minnesota, National           $14,600,000              17.4
                                   Association
                                   733 Marquette Avenue
                                   Minneapolis, MN 55479-0056

                                   Prudential Securities Incorporated         $35,400,000              42.3
                                   Issuer Services
                                   c/o ADP Proxy Services
                                   51 Mercedes Way
                                   Edgewood, NY 11717

                                   WESTLB Panmure Securities Agency Account   $23,700,000              28.3
                                   *Participant Contact Not Found*

The Money Store                  The Bank of New York                          $6,300,000              100%
SBA Loan-Backed Adjustable       925 Patterson Plank Rd.
Rate Certificates,               Secaucus, NJ 07094
Class B


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)   None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
          1.      Not applicable.

          2.      Not applicable

          3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

(b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 30th day of March, 2000.


                                   THE MONEY STORE INVESTMENT CORPORATION
                                   THE MONEY STORE OF NEW YORK, INC.


                                   By:  /s/ Arthur Q. Lyon
                                      -------------------------
                                       Name:   Arthur Q. Lyon
                                       Title:  Chief Financial Officer

                                  EXHIBIT INDEX


  DESCRIPTION                                                   PAGE NUMBER

Annual Statement                                                    7

Annual Compliance Certificate                                      10

Annual Independent Accountant's Report                             10