Form 10-K
period 2000-12-31
MONEY STORE SBA ADJUSTABLE RATE CERTIFICATES 1998-1; MONEY STORE OF NEW YORK INC
filed 2001-04-17
CIK 1059166, 897434

-----------------------------------------------
                                                   OMB APPROVAL
                                 -----------------------------------------------
                                 OMB Number:     3235-0063
                                 Expires:        May 31, 2000
                                 Estimated average burden
                                 hours per response   1711.00
                                 -----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY/NEW YORK                      22-3143559/22-2293019
     ---------------------------------               ----------------------
     (State or other jurisdiction                    (Trust I.R.S. Employer
     of incorporation or organization)               Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                95605
---------------------------------------------        ----------------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
      NONE                                               NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of class)

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

                                     PART I
                                     ------

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


                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for Registrant's securities subject to this filing.

     Number of holders of record of the Certificates as of April 9, 2001: 9

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


                                    PART III
                                    ---------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of April 9, 2001 as to each Certificateholder of record of more than 5% of the Certificates:

                                                            Amount of
                         Name and Address of                Security of
Title of Class           Beneficial Owner                   Beneficial Owner         % of Class
The Money Store          Bear, Stearns Securities Corp.     $10,000,000              11.94
SBA Loan-Backed          One Metrotech Center North
Adjustable Rate          4th Floor
Certificates,            Brooklyn, NY 11201-3862
Class A
                         Chase Bank of Texas, N.A.          $23,700,000              28.32
                         P.O. Box 2558
                         Houston, TX 77252-8009

                         Chase Manhattan Bank               $35,400,000              42.29
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

                         State Street Bank                  $9,200,000               10.99
                         and Trust Company
                         1776 Heritage Dr.
                         Global Corporate Action Unit
                         JAB5NW
                         No. Quincy, MA 02171

The Money Store          The Bank of New York               $6,300,000               100%
SBA Loan-Backed          925 Patterson Plank Rd.
Adjustable Rate          Secaucus, NJ 07094
Certificates,
Class B

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)       None

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART IV
                                     -------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                        THE MONEY STORE INVESTMENT CORPORATION
                                        THE MONEY STORE OF NEW YORK, INC.


                                        By: /s/ Arthur Q. Lyon
                                           -------------------------------
                                        Name:   Arthur Q. Lyon
                                        Title:  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

   DESCRIPTION                                           PAGE NUMBER
   -----------                                           -----------

Annual Statement                                              6

Annual Compliance Certificate                                 7

Annual Independent Accountant's Report                        8